Form 10-K
period 2005-12-31
KeyCorp Student Loan Trust 2005-A
filed 2006-03-29
CIK 1342346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20559
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-114367-03
KEYCORP STUDENT LOAN TRUST 2005-A

(Exact name of registrant as specified in its charter)

Delaware	20-3345673
State or other jurisdiction	(I.R.S. employer
of incorporation or organization	identification no.)

c/o KeyBank National Association, as Administrator, Attn: Cathleen Leanza

800 Superior Ave., Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 828-8852
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. of 1934.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☐        Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.
     The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.
     No documents are incorporated by reference into this Form 10-K.
Exhibit Index on Page 7

This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA National Association and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K. (Please note that KeyBank National Association is the successor by merger to Key Bank USA, National Association.)
PART I

Item 1.	Business.

Omitted.

Item 1A.	Risk Factors.

Omitted.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency (“PHEAA”), Great Lakes Higher Education Guaranty Corporation (“GLHEGC”), College Access Network, Nebraska Student Loan Program (“NSLP”), California Student Aid Commission (“CSAC”), United Student Aid Fund (“USAF”), New York State Higher Education Services Corporation (“NYHESC”), Educational Credit Management Corporation (“ECMC”),Tennessee Student Assistance Corporation (“TSAC”), Texas Guaranteed Student Loan Corporation (“TGSLC”), Illinois Student Assistance Commission (“ISAC”), Kentucky Higher Education Assistance Authority (“KHEAA”),Michigan Higher Education Assistance Agency (“MHEAA”), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance (“ASA”), and are reinsured by the United States Department of Education (the “Department”) or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. (“TERI”), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

See Exhibit 31, a Certification of KeyBank National Association, the Master Servicer and Administrator of the Registrant, with respect to the activities during the fiscal year ended December 31, 2005.

See Exhibit 99(a), a Certificate of KeyBank National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2005.

See Exhibit 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of such Subservicer during the calendar year ended December 31, 2005 and the Independent Accountants’ Report of Ernst & Young LLP with respect to the activities of such Subservicer during the calendar year ended December 31, 2005.

See Exhibit 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. (“Great Lakes”), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2005 and the Independent Accountants’ Report of Ernst & Young LLP with respect to the activities of such Subservicer during the calendar year ended December 31, 2005.

See Exhibit 99(d), a Certificate of KeyBank National Association, as Administrator of the Registrant with respect to the activities of the Administrator during the fiscal year ended December 31, 2005.

See Exhibit 99(e), a Certificate of the Registrant (Issuer), through KeyBank National Association, as Administrator of the Registrant with respect to the activities of the Registrant during the fiscal year ended December 31, 2005.

Item 3.	Legal Proceedings.

The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.
PART II

Item 5.	Market for Registrant’s Common Equity and related Stockholder Matters.

Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 13.	Certain Relationships and Related Transactions.

Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 14.	Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Not applicable.

(a)(2) Financial Statement Schedules required under Item 15(c) below.

Not applicable.

(a)(3) Exhibits.

The exhibits filed in response to Regulation S-K are listed in the Exhibit Index.

The following Current Reports on Form 8-K were filed by the Registrant during the year ending December 31, 2005.

Date of Report	Items Reported
October 26, 2005	8.01
November 17, 2005	8.01
November 28, 2005	8.01 and 9.01
(b)	Exhibits Required Under Item 601 of Regulation S-K.

The exhibits filed in response to Regulation S-K are listed in the Exhibit Index.

(c)	Financial Statements required by Regulation S-X but excluded from the Annual Report to Shareholders.

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2006

KeyCorp Student Loan Trust 2005-A

By:	KeyBank National Association,
as Master Servicer and Administrator, on behalf of the Trust

By:	/s/ Daniel G. Smith

Name:	Daniel G. Smith

Title:	Senior Vice President
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report. Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

INDEX OF EXHIBITS

Exhibit Number	Description	Page
31	Certification of KeyBank National Association,	8

	Master Servicer and Administrator of the Registrant

99(a)	Master Servicer’s Compliance Certificate,	9

	KeyBank National Association

99(b)	Subservicer’s Compliance Certificate from	10

	Pennsylvania Higher Education Agency
	(“PHEAA”)

99(c)	Subservicer’s Compliance Certificate Great	11

	Lakes Educational Loan Services, Inc. (“Great Lakes”)

99(d)	Administrator’s Compliance Certificate,	12

	KeyBank National Association

99(e)	Issuer’s Compliance Certificate	13

99(f)	Report of Independent Registered Public	14

	Accounting Firm regarding PHEAA

99(g)	Report of Independent Registered Public	19

	Accounting Firm regarding Great Lakes